Form 10-Q
period 1995-06-30
CAPITAL INDUSTRIES INC
filed 1995-08-15
CIK 726593

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of
                    The Securities Exchange Act of 1934



     For Quarter Ended June 30, 1995

     Commission file number 0-12450

                          CAPITAL INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

      INDIANA                                        35-1359190
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

          8900 Keystone Crossing, Suite 1150
          Indianapolis, Indiana                              46240
     (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:  317-844-3722

          The registrant has not changed its name, address or fiscal year during the period covered by this report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X   No ___

          The number of shares outstanding of the registrant's common stock, as of June 30, 1995 is 273,879.

                                   INDEX

                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES

     PART 1.   FINANCIAL INFORMATION                       PAGE

     Item 1.   Financial Statements (Without Audit)

       Condensed consolidated balance sheets -- June 30, 1995
       and March 31, 1995                                        3

       Condensed consolidated statements of operations and
       retained earnings -- Three months ended June 30, 1995
       and 1994                                                  5


       Condensed consolidated statements of cash flows --
       Three months ended June 30, 1995 and 1994                 6

       Notes to condensed consolidated financial statements --
       June 30, 1995                                             7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     8



     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                 9

     Item 6.   Exhibits and Reports on Form 8-K                  9



     SIGNATURES                                                 10


                       PART I.  FINANCIAL INFORMATION

                    CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (dollars in thousands)


                                                        June 30         March 31,
                                                          1995            1995
                                                       (Unaudited)         (Note)
                        ASSETS

      CURRENT ASSETS
        Cash and temporary investments                $     240         $      167
        Accounts receivable, less allowance
          for doubtful accounts of $32
          at June 30 and $30 at March 31                  3,961              3,405
        Inventories                                       4,964              4,831
        Prepaid Expenses                                    177                177
                                                   ------------         ----------
                  TOTAL CURRENT ASSETS                    9,342              8,580


      OTHER ASSETS                                          550                568

      PROPERTY AND EQUIPMENT
        Land                                                222                222
        Buildings and improvements                        1,686              1,686
        Machinery and equipment                             584                566
        Transportation equipment                            185                178
                                                   ------------         ----------

                                                         2,677               2,652
        Less allowances for depreciation and
          amortization                                    (906)               (862)
                                                   ------------         -----------

            TOTAL PROPERTY AND EQUIPMENT                 1,771               1,790
                                                   ------------         ----------
                                                   $    11,663          $   10,938
                                                   ============         ===========

      Note: The balance sheet at March 31, 1995, has been derived from the audited financial statements at that date.

      SEE Notes to Condensed Consolidated Financial Statements.


                        CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                  (dollars in thousands)


                                                        June 30,          March 31,
                                                          1995              1995
                                                       (Unaudited)         (Note)

            LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
        Current maturities of long-term debt
         and capital lease obligations                $        477      $        477
        Accounts payable                                     4,010             3,407
        Employee compensation & payroll taxes                  290               426
        Accrued expenses                                       394               437
                                                      ------------      ------------
                  TOTAL CURRENT LIABILITIES                  5,171             4,747


      LONG-TERM DEBT                                            22                33

      OTHER LONG-TERM LIABILITIES                              111               113

      CONVERTIBLE SUBORDINATED DEBENTURES                    2,500             2,500

      STOCKHOLDERS' EQUITY
        Common stock, no par value, authorized-
        2,500,000 shares, issued and outstanding-
        273,879   shares                                     1,195             1,195
        Paid-in capital                                      1,552             1,552
        Retained earnings                                    1,112               798
                                                      ------------      ------------

                  TOTAL STOCKHOLDERS' EQUITY                 3,859             3,545
                                                      ------------      ------------
                                                      $     11,663      $     10,938
                                                      ============      ============

      Note: The balance sheet at March 31, 1995, has been derived from the audited financial statements at that date.

      SEE Notes to Condensed Consolidated Financial Statements.


                        CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                        (Unaudited)
                           (in thousands except per share data)

                                                          Three Months Ended
                                                               June 30,
                                                         1995           1994

      Net sales                                 $     7,205       $     7,324
      Cost of sales                                   4,630             4,768
                                                -------------     -------------
        Gross profit                                  2,575             2,556


        Selling, administrative & general             2,099             2,231
        Depreciation and amortization                    57                65
                                                -------------     -------------

            Total operating expenses                  2,156             2,296
                                                -------------     -------------
        Income from operations
         before other income (expense)
         and income taxes                               419               260

        Other income                                      4                14
        Interest expense                                (89)             (102)
                                                ---------------   -------------

                                                        (85)              (88)
                                                --------------    -------------
        Income from operations
         before income taxes                            334               172


        Income taxes                                     20                10
                                                --------------    --------------
        Net income                                      314               162

      Retained earnings at
        beginning of period                             798               767
                                                --------------    --------------

      Retained earnings at end of period        $     1,112       $       929
                                                ==============    ==============

      Net income per share                      $      1.15       $      0.59
                                                =============     ==============

                        CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                  (dollars in thousands)
                                                          Three Months Ended
                                                               June 30,
                                                         1995            1994
      Cash flows from operating activities:
        Net income                                    $     314   $     162
        Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
        Depreciation and amortization                        57          65
        (Increase) in accounts receivable                   (556)       (282)
        (Increase) in inventory                             (133)       (107)
        (Increase) in other assets
         and liabilities, net                               (170)       (392)

        Increase (Decrease) in accounts payable              603        (334)
                                                      ----------  ----------
      Net cash provided by (used in)
        operating activities                                 115        (888)
                                                      ----------  ----------

      Cash flows from investing activities:
      Capital expenditures, net                              (31)        (72)
                                                      ----------- ----------
      Net cash provided by (used in)
        investing activities                                 (31)        (72)
                                                      ----------  ----------
      Cash flows from financing activities:
        Net line-of-credit (repayments) borrowings            0         997
        Payments on long-term debt                           (11)        (48)
                                                      ----------  ----------
      Net cash provided by (used in)
        financing activities                                 (11)         949
                                                      ----------  -----------
      Net increase (decrease) in cash                        73          (11)
      Cash at beginning of period                            167          230
                                                      ----------  -----------

      Cash at end of period                           $     240      $      219
                                                      =========    ==========
      Supplemental disclosures of cash
        flow information:

      Cash paid during the period for interest        $      27      $        39
                                                      =========   ============

                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               June 30, 1995


     Note A - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the financial statements and footnotes thereto as of and for the year ended March 31, 1995.

     Note B - Pending Sale of Subsidiary

     On July 17, 1995, the Company signed a definitive agreement to sell its Truckpro Parts and Service, Inc. subsidiary to Haygood Ltd. Partnership, Little Rock, Arkansas. The Company will sell substantially all of the assets of Truckpro. The purchase price will consist of cash and the assumption of certain liabilities. The amount of the purchase price will be determined based primarily upon the net book value of the assets to be sold as adjusted as of the closing date. Closing on the sale is expected to occur on or about August 31, 1995. Proceeds from the sale will first be used to repay indebtedness. Following these transactions, the Company expects to begin the process of dissolution, ultimately making a distribution to shareholders.

                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               June 30, 1995



     RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 1996 of $7,205,000 were approximately 2% less than net sales of $7,324,000 reported in the first quarter of fiscal 1995.

     COSTS AND EXPENSES

     Despite the slight decrease in sales, the Company reported an increase in gross profit. Gross profit totalled $2,575,000 versus $2,556,000 in last year's first quarter. Gross margin measured 35.7% of net sales for the June, 1995 quarter compared to 34.9% for the June, 1994 quarter.

     Operating expenses also exhibited improvement, measuring
     $2,156,000 compared to $2,296,000 last year.

     OTHER INCOME AND EXPENSE

     Interest expense also decreased, measuring $89,000 for the quarter versus $102,000 in last year's first quarter. This decrease is attributed to lower average amounts outstanding under the Company's line of credit.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has a line of credit facility of $2,000,000 which is considered adequate to fulfill the Company's working capital needs for the foreseeable future. Borrowings on this line of credit have been classified as current maturities on the Company's balance sheet as of June 30.

     There were no material commitments for capital expenditures as of June 30, 1995. The sum of all capital expenditures for the fiscal year 1996 is expected to be less than depreciation expense.

                        PART II.  OTHER INFORMATION

                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES

     ITEM 1.  LEGAL PROCEEDINGS

              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27     Financial Data Schedule


     (b)  Reports on Form 8-K:

          On July 25, 1995, a report on Form 8-K was filed. The item covered by the report was:

          Item 2.  Acquisition or Disposition of Assets.


                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAPITAL INDUSTRIES, INC.



     Date:  August 9, 1995              /s/ O. U. Mutz
                                        ------------------------
                                        O.U. Mutz
                                        Chairman



     Date:  August 9, 1995              /s/ Phillip A. Gough
                                        -------------------------
                                        Phillip A. Gough
                                        Vice President and Treasurer