Form 10-K405/A
period 1995-03-31
CAPITAL INDUSTRIES INC
filed 1995-10-02
CIK 726593

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-K/A-1

               Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Fiscal Year ended March 31, 1995
                       Commission File Number 0-12450

                          CAPITAL INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

     INDIANA                              35-1359190
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

                           8900 Keystone Crossing
                                 Suite 1150
                        Indianapolis, Indiana  46240
            (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:
          (317) 844-3722

     Securities registered pursuant to Section 12(b):  None
     Securities registered pursuant to Section 12(g):  Common Stock

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.           Yes  x   No ____.

          The registrant's common stock is not actively traded. There were no bid quotations for fiscal 1995. Therefore the aggregate market value of the 54,537 shares of the registrant's common stock held by non-affiliates on June 9, 1995, cannot be ascertained.

          There were 273,879 shares of the registrant's common stock outstanding on June 9, 1995.

                                  PART III

     Item 10.  Directors and Executive Officers of the Registrant.

          The following table indicates (i) the name, principal occupation and business experience of each director of Capital Industries, Inc., (ii) the period during which each director has served in such capacity, and (iii) the age of each director. The term of office of each director will expire at the 1995 Annual Meeting of Shareholders.

         Name, Principal Occupation                                                  Served as a
         and Prior Business Experience
                                                                                     Director Since                  Age
         John B. Gray, Jr.                                                           1986                            60
         President of Capital from 1986 to 1991.

         Charles E. Lanham                                                           1983                            63
         Chairman of Klipsch, Lanham & Associates, Inc.
         since 1989; Chairman of Overhead Door Company
         of Indianapolis, Inc., since prior to 1988;
         Director of Consolidated Products, Inc., a
         corporation engaged in the family restaurant
         business.

         O.U. Mutz                                                                   1975                            67
         Chairman of the Board and Chief Executive
         Officer of Capital since 1984; President
         and Director of Forum Group, Inc. (Forum)
         from prior to 1983 to 1991. Forum filed a
         voluntary petition for protection under
         Chapter 11 of the Federal bankruptcy laws
         on February 19, 1991.

         John D. Peterson
                                                                                     1983                            61
         Chairman of the Board of City Securities
         Corporation since prior to 1988; Director
         of Lilly Industries, Inc.

         Robert H. Reynolds
                                                                                     1986                            58
         Partner in Barnes & Thornburg, attorneys-
         at-law, since prior to 1988.

         J. Fred Risk
                                                                                     1976                            66
         Vice Chairman of the Board of Capital since
         1984; Chairman of the Board of Sovereign.
         Director of Consolidated Products, Inc.,
         Chairman of the Board of Forum from prior
         to 1983 to 1991. Forum filed a voluntary
         petition for protection under Chapter 11
         of the Federal bankruptcy laws on
         February 19, 1991.



         Paul A. Shively                                                             1992                            52
         Secretary of Capital since prior to 1988;
         Director of Capital, 1975-1983; President
         and Chief Executive Officer of Forum from
         1992-1995.  Forum filed a voluntary petition
         for protection under Chapter 11 of the
         Federal bankruptcy laws on February 19, 1991.


          See Part I, Item 1, for a list of Capital's executive officers, and their ages, positions and offices.


     Item 11.  Management Remuneration.

          The following table shows the compensation paid during the last three fiscal years to O.U. Mutz, the Chairman and Chief
     Executive Office of Capital and H. William Mutz, Vice President.

                                                   SUMMARY COMPENSATION TABLE

                                                                    401(k) Matching
                                  Year       Salary    Bonus        Contribution

         O.U. Mutz                1995       $ 75,000       --      $1,928
          Chairman                1994         75,000       --       2,044
          Chief Executive Officer 1993         32,250  $85,000       1,622

         H. William Mutz          1995       $127,741  $18,000      $2,921
          Vice President          1994        123,461       --       2,052
                                  1993        117,415       --       2,288


     For the year ended March 31, 1995, each non-employee Director was compensated at the rate of $5,000 per year plus $500 per board meeting attended and $250 per committee meeting not held in conjunction with a board meeting.


     Item 12.  Security Ownership of Certain Beneficial Owners and
     Management.

          The following table shows the number and percentage of shares of Capital Common Stock owned beneficially on June 9, 1995, by each person who owned beneficially more than 5% of the issued and outstanding shares of Capital Common Stock on that date and by all officers and Directors as a group. Except where otherwise indicated, each person listed has sole voting and investment power with respect to the shares listed as beneficially owned by the shareholder.

         Name and Address of          Amount and Nature of        Percent of
         Beneficial Owner             Beneficial Ownership         Class (9)

         Claridge Associates              35,612   (1)               13.0 %
         8900 Keystone Crossing
         Suite 1150
         Indianapolis, Indiana 46240


         John B. Gray, Jr.                86,993   (2)               31.4 %
         8160 Beech Knoll
         Indianapolis, Indiana 46256


         Charles E. Lanham                33,656   (3)               12.1 %
         8900 Keystone Crossing
         Suite 1200
         Indianapolis, Indiana 46240


         O.U. Mutz                        55,985   (4)               19.9 %
         8900 Keystone Crossing
         Suite 1150
         Indianapolis, Indiana 46240


         J. Fred Risk                     25,844   (5)                9.2 %
         8900 Keystone Crossing
         Suite 1150
         Indianapolis, Indiana 46240


         John T. Risk                     14,624   (6)                5.3 %
         8900 Keystone Crossing
         Suite 1150
         Indianapolis, Indiana 46240


         Sovereign Group, Inc.            36,192   (7)               12.4 %
         8900 Keystone Crossing
         Suite 1150
         Indianapolis, Indiana 46240


         All Directors and Officers      256,192   (8)               78.7 %
         as a group (9 persons)



          (1) Claridge Associates ("Claridge") is a partnership in which O.U. Mutz is a general partner.

          (2) This figure includes 3,478 shares that Mr. Gray has the right to acquire by converting $100,000 aggregate principal amount of Capital's 10% Convertible Subordinated Debentures (the "Debentures") that he owns.

          (3) This figure includes (i) 34 shares owned by Athena Development Corporation ("Athena"), a corporation in which Mr. Lanham owns all of the outstanding shares, (ii) 1,739 shares that Athena has the right to acquire by converting $50,000 aggregate principal amount Debentures that it owns, and (iii) 2,086 shares that Mr. Lanham's wife has the right to acquire by converting $60,000 aggregate principal amount Debentures that she owns, in respect of which Mr. Lanham disclaims beneficial ownership. The shares shown in the table do not include 417 shares owned by B.V. Henderson Trust, of which Mr. Lanham is the trustee.

          (4) This figure includes (i) 752 shares that Mr. Mutz's wife owns and 6,956 shares that Mr. Mutz's wife has the right to acquire by converting $200,000 aggregate principal amount Debentures that she owns, in respect of which Mr. Mutz disclaims beneficial ownership, (ii) 692 shares owned by Caleb Associates, a partnership in which Mr. Mutz is a general partner, and (iii) 35,612 shares owned by Claridge. This figure does not include 17,410 shares owned by Sovereign Group, Inc. ("Sovereign"), in which Mr. Mutz has a 28.4% interest, or 18,782 shares that Sovereign has the right to acquire by converting $540,000 aggregate principal amount Debentures that it owns.

          (5) This figure includes 2,002 shares that Mr. Risk's wife owns and 7,826 shares that Mr. Risk's wife has the right to acquire by converting $225,000 aggregate principal amount Debentures that she owns, in respect of which Mr. Risk disclaims beneficial ownership. The shares shown in the table do not include 17,410 shares owned by Sovereign, in which Mr. Risk has a 29.6% interest, or 18,782 shares that Sovereign has the right to acquire as described in note (4) above.

          (6) This figure includes (i) 1,250 shares that Mr. Risk's wife owns, in respect of which Mr. Risk disclaims beneficial ownership and (ii) 2,115 shares owned by Canterbury Corporation in which Mr. Risk has a 45% interest. John T. Risk is the son of
     J. Fred Risk.

          (7) This figures includes 18,782 shares which Sovereign has the right to acquire by converting $540,000 aggregate principal amount Debentures that it owns. See notes (4) and (5) above for information concerning the ownership of Sovereign.

          (8) This figure includes (i) 51,474 shares that Directors and officers and their affiliates (including Sovereign) have the right to acquire by converting $1,480,000 aggregate principal amount Debentures that they own.

          (9) Percentages are calculated assuming shares issuable upon conversion of Debentures held by an individual or the group, as the case may be, are issued and outstanding.


     Security Ownership of Management

          The following table shows the number and percentage of shares of Capital Industries Common Stock owned beneficialy by each named executive and by all directors and executive officers as a group.

                                                   Amount and Nature
                                                   of Beneficial             Percent of
         Name of Beneficial Owner
                                                      Ownership              Class (1)
         O.U. Mutz                                    55,985 (2)               19.9%
         J. Fred Risk                                 25,844 (3)                9.2%
         H. William Mutz                                 981 (4)                *
         Phillip A. Gough                                406 (5)                *
         Paul A. Shively                               6,057 (6)                *
         All directors and officers
           as a group                                256,192 (7)               78.7%

         *Less than 1%

         (1) Percentages are calculated assuming shares issuable upon conversion of Debentures held by an individual or the group, as the case may be, are issued and outstanding.

     (2) This figure includes (i) 752 shares that Mr. Mutz's wife owns, and 6,956 shares that Mr. Mutz's wife has the right to acquire by converting $200,000 aggregate principal amount Debentures that she owns, in respect of which Mr. Mutz disclaims beneficial ownership, (ii) 692 shares owned by Caleb Associates, a partnership in which Mr. Mutz is a general partner, and (iii) 35,612 shares owned by Claridge. This figure does not include 17,410 shares owned by Sovereign, in which Mr. Mutz has a 28.4% interest, or 18,782 shares that Sovereign has the right to acquire by converting $540,000 aggregate principal amount Debentures that it owns.

     (3) This figure includes (i) 2,002 shares that Mr. Risk's wife owns and 7,826 shares that Mr. Risk's wife has the right to acquire by converting $225,000 aggregate principal amount Debentures that she owns, in respect of which Mr. Risk disclaims beneficial ownership. This figure does not include 17,410 shares owned by Sovereign, in which Mr. Risk has a 29.6% interest, or

     18,782 shares that Sovereign has the right to acquire as described in note (3) above.

     (4) This figure include 869 shares that H. William Mutz has the right to acquire by converting $100,000 aggregate principal amount Debentures that he owns.

     (5) This figure includes 347 shares that Mr. Gough has the right to acquire by converting $10,000 aggregate principal amount
     Debentures that he owns.

     (6) This figure includes 3,478 shares that Mr. Shively has the right to acquire by converting $100,000 aggregate principal amount Debentures that he owns.

     (7) This figure includes 51,474 shares that Directors and officers and their affiliates (including Sovereign) have the right to acquire by converting $1,480,000 aggregate principal amount Debentures that they own.


     Item 13.  Interest of Management and Others in Certain
     Transactions

          Capital and certain subsidiaries lease equipment and office space from Sovereign and Keystone Group, Inc. ("Keystone Group"), 100% subsidiary of Sovereign. During its 1995 fiscal year, Capital and certain subsidiaries paid Sovereign and Keystone Group $94,931.

          Truckpro Parts & Service, Inc., a subsidiary of Capital, leases an 11,000 square foot retail and service facility and certain equipment from Breckenridge Corporation at a combined annual rent of $54,600. Breckenridge Corporation is a 100% subsidiary of Keystone Group.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAPITAL INDUSTRIES, INC.

                              By:  /s/ O.U. Mutz
                                   -------------------------
                                   O.U. Mutz
                                   Chairman & Chief
                                   Executive Officer

                              Date:  September 27, 1995

                             POWER OF ATTORNEY

          Each person whose signature appears below does hereby make, constitute and appoint O.U. Mutz, J. Fred Risk, and Phillip A. Gough, and each of them, as attorney-in-fact to execute in the name and on behalf of each person individually and in each capacity stated below any amendment, exhibit, or supplement to this report making such changes in the report as such attorney deems appropriate.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


      Signature                     Title             Date

      1.  Principal Executive Officer


      /s/ O.U. Mutz
      ----------------------------- Chairman and      September 27, 1995
      O.U. Mutz                     Chief Executive
                                    Officer


      2.  Principal Financial and
          Accounting Officer


      /s/ Phillip A. Gough
      ----------------------------- Treasurer         September 27, 1995
      Phillip A. Gough






      3.  A majority of the Board
          of Directors



      ----------------------------- Director          September 27, 1995
      John B. Gray, Jr.


      /s/ Charles E. Lanham
      ----------------------------- Director          September 27, 1995
      Charles E. Lanham


      /s/ O.U. Mutz
      ----------------------------- Director          September 27, 1995
      O. U. Mutz



      ----------------------------- Director          September 27, 1995
      John D. Peterson



      ----------------------------- Director          September 27, 1995
      Robert H. Reynolds


      /s/ J. Fred Risk
      ----------------------------- Director          September 27, 1995
      J. Fred Risk

      /s/ Paul A. Shively
      -------------------------     Director          September 27, 1995
      Paul A. Shively
