Form 10-Q
period 1995-09-30
CAPITAL INDUSTRIES INC
filed 1995-11-21
CIK 726593

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

     For Quarter Ended September 30, 1995

     Commission file number 0-12450

                          CAPITAL INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

          INDIANA                            35-1359190
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)     Identification No.)

          8900 Keystone Crossing, Suite 1150
          Indianapolis, Indiana     46240
     (Address of principal executive offices)(Zip Code)

     Registrant's telephone number, including area code:  317-844-3722

          The registrant has not changed its name, address or fiscal year during the period covered by this report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Yes  X   No ___

          The number of shares outstanding of the registrant's common stock, as of November 9, 1995 was 273,879.



     There are 11 pages in this report.

                                   INDEX

                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
     PART 1.   FINANCIAL INFORMATION                      PAGE

     Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          September 30, 1995 and March 31, 1995                  3

          Condensed consolidated statements of operations
          and retained earnings -- Three months ended
          September 30, 1995 and 1994; Six months ended
          September 30, 1995 and 1994                            5

          Condensed consolidated statements of cash flows
          -- Six months ended September 30, 1995 and 1994        6

          Notes to condensed consolidated financial statements
          -- September 30, 1995                                  7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        9



     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                 10
     Item 5.   Other Information                                 10
     Item 6.   Exhibits and Reports on Form 8-K                  10



     SIGNATURES                                                  11

                       PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FIANCIAL STATEMENTS
                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)


                                                   September 30,      March 31,
                                                       1995             1995
                                                    (Unaudited)       (Note)
           ASSETS

      CURRENT ASSETS
        Cash and cash equivalents                  $      4,887     $         6
        Prepaid expenses                                     29              12
        Current assets of discontinued
          operation                                         228           8,562
                                                   ------------     -----------
           TOTAL CURRENT ASSETS                           5,144           8,580


      PROPERTY AND EQUIPMENT
        Machinery and equipment                              59              68
                                                   ------------     -----------
                                                             59              68
        Less allowance for depreciation                     (56)            (62)
                                                   ------------     -----------
           TOTAL PROPERTY AND EQUIPMENT                       3               6

        Property and equipment of discontinued
         operation, net                                     336           1,784

        Other assets                                          0              65

        Other assets of discontinued operation,
         Sundry                                               0             503
         Assets in escrow                                   981               0
                                                   -----------      -----------
                                                   $      6,464     $    10,938
                                                   ============     ===========

      Note: The balance sheet at March 31, 1995, has been derived from the audited financial statements at that date, with reclassifications for discontinued operation.


      SEE Notes to Condensed Consolidated Financial Statements.




                        CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                  (dollars in thousands)

                                                        September 30,    March 31,
                                                            1995           1995
                                                         (Unaudited)       (Note)
           LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
        Accrued expenses                                $         88   $         36
        Current liabilities of discontinued
          operation                                              590          4,857
                                                        ------------   ------------
           TOTAL CURRENT LIABILITIES                             678          4,893
                                                        ------------   ------------

      CONVERTIBLE SUBORDINATED DEBENTURES                      2,500          2,500

      STOCKHOLDERS' EQUITY
        Common stock                                           1,195          1,195
        Paid-in capital                                        1,552          1,552
        Retained earnings                                        539            798
                                                        ------------   ------------
           TOTAL STOCKHOLDERS' EQUITY                          3,286          3,545
                                                        ------------   ------------
                                                        $      6,464   $     10,938
                                                        ============   ============

      Note: The balance sheet at March 31, 1995, has been derived from the audited financial statements at that date, with reclassifications for discontinued operation.

      SEE Notes to Condensed Consolidated Financial Statements.



                        CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                        (Unaudited)
                           (in thousands except per share data)

                                                    Quarter Ended   Six Months Ended
                                                    September 30      September 30
                                                    1995     1994     1995     1994
                                                  ----------------------------------
      Net sales                                   $  -0-   $  -0-   $  -0-   $  -0-
      Cost of sales                                  -0-      -0-      -0-      -0-
                                                  ------   ------   ------   ------
        Gross profit                                 -0-      -0-      -0-      -0-

        Selling, administrative & general            128      115      233      225
        Depreciation and amortization                -0-        2        1        3
                                                  ------   ------   ------   ------
          Total operating expenses                   128      117      234      228
                                                  ------   ------   ------   ------
         Loss from operations
         before other expense
         and income taxes                           (128)    (117)    (234)    (228)

        Other expense                                -0-       (1)      (3)      (1)
        Interest expense                             (62)     (63)    (125)    (126)
                                                  ------   ------   ------   ------
                                                     (62)     (64)    (128)    (127)
                                                  ------   ------   ------   ------
        Loss from continuing operations
         before income taxes (benefit)              (190)    (181)    (362)    (355)

        Income taxes (benefit)                       (17)     (11)     (27)     (21)
                                                  ------   ------   ------   ------
        Loss from continuing
         operations                                 (173)    (170)    (335)    (334)

        Income from discontinued
         operation, net of tax                       285      158      761      484

        Loss on sale of discontinued
         operation, net of tax                      (685)     -0-     (685)     -0-
                                                  ------   ------   ------   ------
        Net income (loss)                           (573)     (12)    (259)     150

      Retained earnings at
        beginning of period                        1,112      929      798      767
                                                  ------   ------   ------   ------
      Retained earnings at end of period          $  539   $  917   $  539   $  917
                                                  ======   ======   ======   ======
      Net income (loss) per share:



       Continuing                                 $(0.63)  $(0.62)  $(1.22)  $(1.22)
       Discontinued                                (1.46)    0.58     0.28     1.77
                                                  ------   ------   ------   ------
                                                  $(2.09)   (0.04)   (0.94)    0.55
                                                  ======   ======   ======   ======



                        CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                  (dollars in thousands)

                                                                Six Months Ended
                                                                 September 30,
                                                               1995         1994
                                                           -------------------------
      Cash flows from operating activities:
        Net loss from continuing operation                 $    (335)     $    (334)
        Adjustments to reconcile net loss
         to net cash provided by operating activities:
        Depreciation and amortization                              1              3
        Increase in prepaid expenses                             (17)           (16)
        (Increase) decrease in other assets                       65             (7)
        Increase (decrease) in accrued expenses                   52            (10)
                                                           ---------      ---------
        Cash used by continuing operations                      (234)          (364)
                                                           ---------      ---------
        Income from discontinued operation                        76            484
        Adjustments to reconcile to cash provided
         (used) by discontinued operation:
        Loss on disposition of discontinued operation            685            -0-
        Increase in net assets of discontinued
         operation                                              (649)        (1,022)
                                                           ---------      ---------
        Cash provided (used) by discontinued
         operation                                               112           (538)
                                                           ---------      ---------
        Net cash used by operating activities                   (122)          (902)
                                                           ---------      ---------
      Cash flows from investing activities:
        Proceeds from sale of discontinued operation           5,511              0

        Disposals of property & equipment, net                     2              0
        Capital expenditures                                       0             (2)
                                                           ---------      ---------
        Net cash provided (used) by investing
         activities                                            5,513             (2)
                                                           ---------      ---------
      Cash flows from financing activities:
        Net line of credit borrowings
         (repayments)                                           (430)           986
        Payments on long term liabilities                        (80)           (96)
                                                           ---------      ---------
        Net cash provided (used) by financing
         activities                                             (510)           890
                                                           ---------      ---------
        Net increase (decrease) in cash                        4,881            (14)



      Cash at beginning of period                                  6             15
                                                           ---------      ---------
      Cash at end of period                                $   4,887      $       1
                                                           =========      =========

      Supplemental disclosures of cash flow information:
        Cash paid during the period for interest           $     186      $     192
                                                           =========      =========

                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                             September 30, 1995

     Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the financial statements as of and for the year ended March 31, 1995, and footnotes thereto, included in the 1995 10-K.

     Discontinued Operation

     Effective September 30, 1995, Capital Industries, Inc., (the Company) sold substantially all of the operating assets of its Truckpro Parts & Service, Inc., (Truckpro), subsidiary, including cash, accounts receivable, inventories, certain prepaid expenses, equipment and certain real property. The buyer also assumed certain liabilities of Truckpro, including accounts payable and certain accrued expenses. The buyer paid less than book value for inventory, paid fair market value for real property and paid book value for all other purchased assets. The liabilities were assumed at book value. After expenses related to the sale, the Company realized a loss of $685,000.

     At closing, the Company received $5,511,295 cash. This amount was an estimated purchase price based upon the August 31, 1995, net book value of the assets purchased, as adjusted. The amount of the final purchase price shall be determined based upon the September 30, 1995, audited net book value of the assets purchased, as adjusted.

     Proceeds from the sale were first used to repay bank indebtedness. By November 1, 1995, the Company had redeemed all of the $2,500,000 aggregate 10% Convertible Subordinated
     Debentures. During the current fiscal year the Company expects to begin the process of dissolution, ultimately making a cash distribution to shareholders.

     The assets and liabilities of Truckpro as of September 30, 1995 and March 31, 1995, have been reclassified in the balance sheet as assets and liabilities of discontinued operation and consist of the following:

                                        September 30,  March 31,
                                           1995           1995
                                        -----------------------------
     Cash                               $   -0-        $   160
     Accounts receivable                    -0-          3,405
     Other receivables                      228            -0-
     Inventories                            -0-          4,831
     Prepaid expenses                       -0-            166
                                        -------        -------
     Current assets of discontinued
       operation                        $   228        $ 8,562
                                        =======        =======
     Property and equipment             $   502        $ 2,584
     Accumulated depreciation               166           (800)
                                        -------        -------
     Property and equipment of
       discontinued operation, net      $   336        $ 1,784
                                        =======        =======

     Escrow                             $   981        $   -0-
     Sundry                                 -0-            503
                                        -------        -------
     Other assets of discontinued
       operation                        $   981        $   503
                                        =======        =======
     Bank line of credit                $   -0-        $   430
     Other debt                             -0-             80
     Accounts payable                       -0-          3,406
     Accrued expenses                       590            941
                                        -------        -------
     Current liabilities of
       discontinued operation           $   590        $ 4,857
                                        =======        =======


     The following table presents operating results of Truckpro for the quarter and six month periods ended September 30, 1995 and 1994.

                                Quarter Ended         Six Months Ended
                                 September 30           September 30
                                 1995      1994         1995     1994

     Net sales                $ 6,897   $ 6,903      $14,102  $14,227
                              =======   =======      =======  =======
     Income from operations   $   285   $   158      $   761      484
                              =======   =======      =======  =======

                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             September 30, 1995


     SALE OF SUBSIDIARY

     As discussed in Note B to the financial statements, Capital Industries, Inc. sold substantially all of the operating assets of its only subsidiary, Truckpro effective September 30, 1995, for cash. At closing, the Company received $5,511,295 cash representing the estimated purchase price of the net assets sold based upon the August 31, 1995, net book value of the assets sold, as adjusted. After expenses related to the sale, the Company reported a loss on the sale of $685,000. The final purchase price will be determined by an audit of the September 30, 1995 values of the net assets sold as adjusted. It is expected that a final settlement of the purchase price will be made on or before December 15, 1995.

     Concurrent with the sale, the Company repaid all bank indebtedness and on or before November 1, 1995, had redeemed all $2,500,000 aggregate 10% Convertible Subordinated Debentures.

     The remaining assets of Truckpro on the books of the Company include current receivables relating to the disposition of other assets, real estate which the Company is attempting to sell and cash and notes being held in escrow in a trust account pursuant to the terms of the Asset Purchase and Sale Agreement. According to the trust agreement, distributions of available cash shall be made from the trust account to the Company on December 31, 1996, December 31, 1997 and September 30, 1998, subject to adjustment for claims of the buyer for indemnification pursuant to the Asset Purchase and Sale Agreement.

     The Company has previously reported that a plan of dissolution will be pursued, resulting in cash distributions to the shareholders as assets are liquidated. The Company expects to make the first of these distributions during the current fiscal year and subsequent cash distributions, if any, on or about December 31, 1996, December 31, 1997 and September 30, 1998.

                        PART II.  OTHER INFORMATION

                 CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES



     ITEM 1.  LEGAL PROCEEDINGS

                                  None


     ITEM 5.  OTHER INFORMATION

     Change in Transfer Agent and Registrar

     Effective November 1, 1995, the Transfer Agent and Registrar for Capital Industries, Inc. Common Stock is

     American Stock Transfer and Trust Company
     40 Wall Street
     New York, NY 10005
     Phone: 212-936-5100


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

                                   CAPITAL INDUSTRIES, INC.



     Date:  November 9, 1995       /s/ O.U. Mutz
                                   ---------------------------
                                   O.U. Mutz
                                   Chairman


     Date:  November 9, 1995       /s/ Phillip A. Gough
                                   ---------------------------
                                   Phillip A. Gough
                                   Vice President and Treasurer