Form 10-Q
period 1995-12-31
CAPITAL INDUSTRIES INC
filed 1996-02-14
CIK 726593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



       For Quarter Ended December 31, 1995 Commission file number 0-12450


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

         Yes  X   No ___

         The number of shares outstanding of the registrant's common stock, as of February 9, 1995 was 273,879.


There are 11 pages in this report.

                                      INDEX

                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES



PART 1.   FINANCIAL INFORMATION                                     PAGE

Item 1.   Financial Statements (Without Audit)

    Condensed consolidated balance sheets -- December 31, 1995
    and March 31, 1995                                               3

    Condensed consolidated statements of operations and retained earnings -- Three months ended December 31, 1995 and 1994;
    Nine months ended December 31, 1995 and 1994                          5

    Condensed consolidated statements of cash flows -- Nine
    months ended December 31, 1995 and 1994                          6

    Notes to condensed consolidated financial statements --
    December 31, 1995                                                7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         10
Item 5.   Other Information                                         10
Item 6.   Exhibits and Reports on Form 8-K                          10



SIGNATURES                                                          11

                          PART I. FINANCIAL INFORMATION

                           ITEM 1. FIANCIAL STATEMENTS
                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                             December 31,     March 31,
                                                1995            1995
                                              (Unaudited)      (Note)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $      1,932    $         6
  Prepaid expenses                                     26             12
  Current assets of discontinued operation             91          8,562
                                             ------------    -----------

          TOTAL CURRENT ASSETS                      2,049          8,580


PROPERTY AND EQUIPMENT
  Machinery and equipment                              59             68
                                             ------------    -----------

                                                       59             68
  Less allowance for depreciation                     (57)           (62)
                                             ------------     ----------

          TOTAL PROPERTY AND EQUIPMENT                  2              6

  Property and equipment of discontinued
   operation, net                                     333          1,784

  Other assets                                         -0-            65

  Other assets of discontinued operation,
   Sundry                                              -0-           503
   Assets in escrow                                   975             -0-
                                             ------------    -----------

                                             $      3,359    $    10,938
                                             ============    ===========

Note: The balance sheet at March 31, 1995, has been derived from the audited financial statements at that date, with reclassifications for discontinued operation.

SEE Notes to Condensed Consolidated Financial Statements.

                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

                                             December 31,     March 31,
                                                1995            1995
                                              (Unaudited)      (Note)


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                           $         20   $         36
  Current liabilities of discontinued
   operation                                          169          4,857
                                             ------------   ------------

          TOTAL CURRENT LIABILITIES                   189          4,893
                                             ------------   ------------


CONVERTIBLE SUBORDINATED DEBENTURES                    -0-         2,500

STOCKHOLDERS' EQUITY
  Common stock                                      1,195          1,195
  Paid-in capital                                   1,552          1,552
  Retained earnings                                   423            798
                                             ------------   ------------

          TOTAL STOCKHOLDERS' EQUITY                3,170          3,545
                                             ------------   ------------

                                             $      3,359   $     10,938
                                             ============   ============

Note: The balance sheet at March 31, 1995, has been derived from the audited financial statements at that date, with reclassifications for operation.

SEE Notes to Condensed Consolidated Financial Statements.

                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                      (in thousands except per share data)

                                      Quarter Ended       Nine Months Ended
                                       December 31           December 31
                                    1995        1994        1995       1994

Net sales                         $  -0-      $  -0-      $  -0-     $  -0-
Cost of sales                        -0-         -0-         -0-        -0-
                                  -----       -----       -----      -----

  Gross profit                       -0-         -0-         -0-        -0-

  Selling, administrative &
     general                         56         109         290        334
  Depreciation and amortization       1           2           1          5
                                  -----       -----       -----      -----

       Total operating expenses      57         111         291        339
                                  -----       -----       -----      -----

   Loss from operations
   before other income (expense)
   and income taxes                 (57)       (111)       (291)      (339)

  Other income (expense)             34          -0-         31         (1)
  Interest expense                  (13)        (63)       (138)      (189)
                                  -----       -----       -----      -----

                                     21         (63)       (107)      (190)
                                  -----       -----       -----      -----

  Loss from continuing
   operations before income
   taxes (benefit)                  (36)       (174)       (398)      (529)

  Income taxes (benefit)             -0-        (11)        (27)       (32)
                                  -----       -----       -----      -----
  Loss from continuing
   operations                       (36)       (163)       (371)      (497)

  Income (loss) from discontinued
   operation, net of tax             -0-        (35)        761        449

  Loss on sale of discontinued
   operation, net of tax            (80)         -0-       (765)        -0-
                                  -----       -----       -----      -----

  Net (loss)                       (116)       (198)       (375)       (48)

Retained earnings at
  beginning of period               539         917         798        767
                                  -----       -----       -----      -----

Retained earnings at end
  of period                       $ 423       $ 719       $ 423      $ 719
                                  =====       =====       =====      =====

Net income (loss) per share:
 Continuing                    $ (0.13)    $  (0.59)    $ (1.35)   $ (1.81)
 Discontinued                    (0.29)       (0.13)      (0.02)      1.64
                               -------     --------     -------    -------

                               $ (0.42)    $  (0.72)    $ (1.37)   $ (0.17)
                               =======     ========     =======    =======

                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                     Nine Months Ended
                                                        December 31,
                                                   1995             1994
                                                   ---------------------
Cash flows from operating activities:
  Net loss from continuing operation            $    (371)     $      (497)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
  Depreciation and amortization                         1                5
  Increase in prepaid expenses                        (14)              (7)
  (Increase) decrease in other assets                  65                5
  Increase (decrease) in accrued expenses             (16)              63
                                                ----------     -----------

  Cash used by continuing operations                 (335)            (431)
                                                ---------      -----------

  Net (loss) Income from discontinued operation        (4)             449
  Adjustments to reconcile to cash provided
   (used) by discontinued operation:
  Loss on disposition of discontinued operation       765               -0-
  Increase in net assets of discontinued
   operation                                       (1,004)          (1,082)
                                                ----------     -----------
  Cash used by discontinued
   operation                                         (243)            (633)
                                                ----------     -----------
  Net cash used by operating activities              (578)          (1,064)
                                                ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of discontinued operation      5,511                0
  Disposals of property & equipment, net                3                0

  Capital expenditures                                  0               (2)
                                                ---------      -----------
  Net cash provided (used) by investing
   activities                                       5,514               (2)
                                                ---------      -----------

Cash flows from financing activities:
  Net line of credit borrowings
   (repayments)                                      (430)           1,188
  Payments on long term liabilities                   (80)            (135)
  Redemption of Convertible Subordinated
   Debentures                                      (2,500)              -0-
                                                ---------      -----------
  Net cash provided (used) by financing
   activities                                      (3,010)           1,053
                                                ---------      -----------

  Net increase (decrease) in cash                   1,926              (13)

Cash at beginning of period                             6               15
                                                ---------      -----------

Cash at end of period                           $   1,932      $         2
                                                =========      ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest      $     219      $       271
                                                =========      ===========

                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                December 31, 1995


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the financial statements as of and for the year ended March 31, 1995, and footnotes thereto, included in the 1995 10-K.

Discontinued Operation

Effective September 30, 1995, Capital Industries, Inc., (the Company) sold substantially all of the operating assets of its Truckpro Parts & Service, Inc., (Truckpro), subsidiary, including cash, accounts receivable, inventories, certain prepaid expenses, equipment and certain real property. The buyer also assumed certain liabilities of Truckpro, including accounts payable and certain accrued expenses. The buyer paid less than book value for inventory, paid fair market value for real property and paid book value for all other purchased assets. The liabilities were assumed at book value. After expenses related to the sale, the Company realized a loss of $765,000.

At closing, the Company received $5,511,295 cash. This amount was an estimated purchase price based upon the August 31, 1995, net book value of the assets purchased, as adjusted. According to the sale agreement, the amount of the final purchase price shall be determined based upon the September 30, 1995, audited net book value of the assets purchased, as adjusted. The buyer has contested this adjustment.

Proceeds from the sale were first used to repay bank indebtedness. By November 1, 1995, the Company had redeemed all of the $2,500,000 aggregate 10% Convertible Subordinated Debentures. During the current fiscal year the Company has begun the process of dissolution, and ultimately will make cash distributions to shareholders.

The assets and liabilities of Truckpro as of December 31, 1995 and March 31, 1995, have been reclassified in the balance sheet as assets and liabilities of discontinued operation and consist of the following:

                                       December 31,        March 31,
                                          1995               1995
                                       -----------------------------

Cash                                     $  -0-             $  160
Accounts receivable                         -0-              3,405
Other receivables                            91                -0-
Inventories                                 -0-              4,831
Prepaid expenses                            -0-                166

Current assets of discontinued
  operation                              $   91             $8,562
                                         ======             ======

Property and equipment                   $  502             $2,584
Accumulated depreciation                   (169)              (800)
                                         ------             ------

Property and equipment of
  discontinued operation, net            $  333             $1,784
                                         ======             ======

Escrow                                   $  975             $  -0-
Sundry                                      -0-                503
                                         ------             ------

Other assets of discontinued
  operation                              $  975             $  503
                                         ======             ======

Bank line of credit                      $  -0-             $  430
Other debt                                  -0-                 80
Accounts payable                            -0-              3,406
Accrued expenses                            169                941
                                         ------             ------

Current liabilities of
  discontinued operation                 $  169             $4,857
                                         ======             ======

The following table presents operating results of Truckpro for the quarter and nine month periods ended December 31, 1995 and 1994.

                                  Quarter Ended            Nine Months Ended
                                   December 31                December 31
                                 1995        1994          1995          1994
                                -------------------       -------------------

Net sales                       $   -0-    $ 6,253        $14,102      $20,480
                                =======    =======        =======      =======

Income (loss) from operations   $   -0-    $   (35)       $   761      $   449
                                =======    =======        =======      =======

                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                December 31, 1995



SALE OF SUBSIDIARY

As discussed in Note B to the financial statements, Capital Industries, Inc. sold substantially all of the operating assets of its only subsidiary, Truckpro effective September 30, 1995, for cash. At closing, the Company received $5,511,295 cash representing the estimated purchase price of the net assets sold based upon the August 31, 1995, net book value of the assets sold, as adjusted. After expenses related to the sale, the Company reported a loss on the sale of $765,000. According to the sale agreement, the final purchase price will be determined by an audit of the September 30, 1995 values of the net assets sold as adjusted. The buyer has contested this adjustment and the Company and the buyer are currently working to resolve the dispute.

Concurrent with the sale, the Company repaid all bank indebtedness and on or before November 1, 1995, had redeemed all $2,500,000 aggregate 10% Convertible Subordinated Debentures.

The remaining assets of Truckpro on the books of the Company include a current receivable relating to the purchase price adjustment, real estate which the Company is attempting to sell and cash and notes being held in escrow in a trust account pursuant to the terms of the Asset Purchase and Sale Agreement. According to the trust agreement, distributions of available cash shall be made from the trust account to the Company on December 31, 1996, December 31, 1997 and September 30, 1998, subject to adjustment for claims of the buyer for indemnification pursuant to the Asset Purchase and Sale Agreement.

The Company has previously reported that a plan of dissolution has begun, and ultimately will make cash distributions to shareholders after all necessary approvals have been obtained. The Company expects to make the first of these distributions soon after receiving shareholder approval for dissolution of the Company and subsequent cash distributions, if any, on or about December 31, 1996, December 31, 1997 and September 30, 1998.

                           PART II. OTHER INFORMATION

                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES



ITEM 1.  LEGAL PROCEEDINGS

             None


ITEM 5.  OTHER INFORMATION

             Change in Transfer Agent and Registrar

             Effective November 1, 1995, the Transfer Agent and Registrar for Capital Industries, Inc. Common Stock is

            American Stock Transfer and Trust Company
            40 Wall Street
            New York, NY 10005
            Phone: 800-937-5449


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None

(b)  Reports on Form 8-K:

         On October 10, 1995, a report on Form 8-K/A was filed. The item covered by the report was:

         Item 2.  Acquisition or Disposition of Assets.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAPITAL INDUSTRIES, INC.


Date:  February 9, 1995            /s/ O.U. Mutz
                                   --------------------------------------
                                   O.U. Mutz
                                   Chairman


Date:  February 9, 1995            /s/ Phillip A. Gough
                                   --------------------------------------
                                   Phillip A. Gough
                                   Vice President and Treasurer