Form 10-Q/A
period 1995-12-31
CAPITAL INDUSTRIES INC
filed 1996-03-05
CIK 726593

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

         Yes  X   No ___


         The number of shares outstanding of the registrant's common stock, as of February 27, 1996 was 273,879.


There are 14 pages in this report.

                                      INDEX

                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES



PART 1.   FINANCIAL INFORMATION                                     PAGE

Item 1.   Financial Statements (Without Audit)

    Condensed consolidated balance sheets -- December 31, 1995
    and March 31, 1995                                               3


    Condensed consolidated statements of operations and retained earnings -- Three months ended December 31, 1995 and 1994;
    Nine months ended December 31, 1995 and 1994                     5


    Condensed consolidated statements of cash flows -- Nine
    months ended December 31, 1995 and 1994                          6

    Notes to condensed consolidated financial statements --
    December 31, 1995                                                7



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         12
Item 5.   Other Information                                         12
Item 6.   Exhibits and Reports on Form 8-K                          12




SIGNATURES                                                          13

                          PART I. FINANCIAL INFORMATION

                           ITEM 1. FIANCIAL STATEMENTS
                   CAPITAL INDUSTRIES, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                             December 31,     March 31,
                                                1995            1995
                                              (Unaudited)      (Note)
                                             ------------     ---------

                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                  $      1,932    $         6
  Prepaid expenses                                     26             12
  Current assets of discontinued operation            310          8,562
                                             ------------    -----------
          TOTAL CURRENT ASSETS                      2,268          8,580


PROPERTY AND EQUIPMENT- NET                             2              6

PROPERTY AND EQUIPMENT OF DISCONTINUED
   OPERATION - NET                                    333          1,784

OTHER ASSETS                                         -0-            65

OTHER ASSETS OF DISCONTINUED OPERATION
   Assets in escrow                                   756             -0-
   Sundry                                              -0-           503
                                             ------------    -----------


                                             $      3,359    $    10,938
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

Note B - Discontinued Operation

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

The assets and liabilities of Truckpro as of December 31, 1995 and March 31, 1995, have been reclassified in the balance sheet as assets and liabilities of discontinued operation and consist of the following:

                                       December 31,        March 31,
                                          1995               1995
                                       -----------------------------


Cash                                     $  -0-             $  160
Accounts receivable                         -0-              3,405
Other receivables                           310                -0-
Inventories                                 -0-              4,831
Prepaid expenses                            -0-                166
                                         ------             ------

Current assets of discontinued
  operation                              $  310             $8,562
                                         ======             ======

Property and equipment                   $  502             $2,584
Accumulated depreciation                   (169)              (800)
                                         ------             ------

Property and equipment of
  discontinued operation, net            $  333             $1,784
                                         ======             ======

Assets in escrow                         $  756             $  -0-
Sundry                                      -0-                503
                                         ------             ------

Other assets of discontinued
  operation                              $  756             $  503
                                         ======             ======


Bank line of credit                      $  -0-             $  430
Other debt                                  -0-                 80
Accounts payable                            -0-              3,406
Accrued expenses                            169                941
                                         ------             ------

Current liabilities of
  discontinued operation                 $  169             $4,857
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




RESULTS OF OPERATIONS

     Net sales of Truckpro, the Company's only operating subsidiary, were $14,102,000 in the nine month period ended December 31, 1995. These sales were all generated prior to the sale of this subsidiary on September 30, 1995. Truckpro reported net income from operations of $761,000 for the period. This amount is classified as income from discontinued operation on the Company's financial statements.

     Continuing operations administrative expenses totalled $57,000 and $291,000 for the quarter and nine months ended December 31, 1995, respectively. These expenses were lower than expenses of $111,000 and $339,000 reported in the same periods of the prior year. A decrease in salaries expense accounted for most of this change.

     Other income and expense totalled $34,000 in the December, 1995 quarter and $31,000 for the nine month period. These figures predominantly represent interest income earned on the net cash proceeds from the sale of Truckpro as discussed below.

     Interest expense decreased to $13,000 for the third fiscal quarter and $138,000 for the nine months ended December 31, 1995 from $63,000 and $189,000 for the same periods the prior year, respectively, because of the redemption of the Company's 10% Convertible Subordinated Debentures as discussed below.

     Continuing operations reported a net loss of $36,000 for the December, 1995 quarter and a net loss of $371,000 for the nine months ended December 31, 1995 compared to net losses of $163,000 and $497,000 for the quarter and nine months ended December 31, 1994, respectively.

SALE OF SUBSIDIARY

     As discussed in Note B to the financial statements, the Company sold substantially all of the operating assets of its only subsidiary, Truckpro, effective September 30, 1995, for cash. The net purchase price was $5,602,324 based upon the audited September 30, 1995 values of the net assets sold as adjusted per the sale agreement.

     The buyer paid book value for cash, certain prepaid expenses and deposits with book values at September 30, 1995 totalling $338,215. Accounts receivable were also sold at book value of $3,276,162. Inventories, with a book value of $4,697,565 were sold for $4,310,613. Property and equipment with a net book value of $1,398,269 were sold at fair market value of $1,712,901. Accounts payable and certain accrued expenses of $4,035,567 were assumed by the buyer at book value. At closing, the Company received $5,511,295 cash representing the estimated purchase price of the net assets sold based upon the August 31, 1995, net book value of the assets sold, as adjusted. The purchase price adjustment due the Company from the buyer of $91,029 has been recorded as a receivable and classified in the balance sheet as current assets of discontinued operation. The buyer has disputed the values of certain reserves and receivables relating to inventory returns to vendors, and has therefore not paid the purchase price adjustment. The exact amount being disputed cannot be determined at this time. The buyer and the Company are making good faith efforts to resolve the dispute.

     After expenses of the sale, the Company recognized a loss of $765,000 in the nine month period ended December 31, 1995. This amount included $80,000 of expenses incurred in the December 31 quarter, including legal expenses, expenses of concluding employee benefit plans and adjustments resulting from the audit of the September 30, 1995 values of the Truckpro net assets sold.

FINANCIAL CONDITION AND LIQUIDITY

     Concurrent with the sale, the Company repaid all bank  indebtedness  and on
or  before  November  1,  1995,  had  redeemed  all  $2,500,000   aggregate  10%
Convertible Subordinated Debentures. The Company currently has no debt.

     The remaining assets of Truckpro on the books of the company include a $91,029 receivable relating to the purchase price adjustment as discussed above, $219,000 in receivables due from a trade asociation, real estate which the Company is attempting to sell and cash and notes totalling $756,000 being held in an escrow trust account pursuant to the terms of the Asset Purchase and Sale Agreement.

     The purpose of the escrow is to provide a fund for a period of three years from the date of the sale, for satisfaction of indemnification claims of the buyer, if any, pursuant to the Asset Purchase and Sale Agreement.

     According to the escrow trust agreement, distributions of available cash shall be made from the escrow trust account to the Company on December 31, 1996, December 31, 1997 and September 30, 1998, subject to adjustment for indemnification claims of the buyer, if any, pursuant to the Asset Purchase and Sale Agreement.

     The Company has previously reported that a plan of dissolution has begun, and ultimately will make cash distributions to shareholders after all necessary approvals have been obtained. The Company expects to make the first of these distributions soon after receiving shareholder approval of the plan for dissolution of the Company and subsequent cash distributions, if any, on or about December 31, 1996, December 31, 1997 and September 30, 1998.

ESTIMATED DISTRIBUTIONS IF THE PLAN IS ADOPTED

     Based on the assumptions that, as of the record date for the liquidating distributions: (i) the Company will have 273,879 shares of its Common Stock outstanding and (ii) the Company will have reduced its contingent liabilities to $333,000, the Liquidating Trust will initially be funded with the Company's net cash of $5.10 for each share of the Company's Common Stock outstanding. Depending upon the amount of net cash proceeds which the Company ultimately realizes upon the liquidation of non-cash assets and the amount of the Company's and its subsidiary's contingent liabilities which become actual liabilities as well as adminstrative costs incurred in connection with such liquidation and administration of the Liquidating Trust, the interests of the Company's shareholders in the Liquidating Trust may be worth $9.22 for each share of the Company's Common Stock outstanding or have little or no value. THERE CAN BE NO ASSURANCES AS TO THE AMOUNT OF THE COMPANY'S NET CASH PROCEEDS FROM NON-CASH ASSETS OR THE AMOUNT OF THE COMPANY'S CONTINGENT LIABILITIES, THE SIZE OF THE LIQUIDATING TRUST, OR THE VALUES SET FORTH ABOVE, WHICH ARE PRESENTED FOR ILLUSTRATIVE PURPOSES ONLY. ACTUAL VALUES MAY VARY SUBSTANTIALLY BECAUSE THE ACTUAL VALUE OF THE COMPANY'S ASSETS MAY BE MATERIALLY LESS THAN THOSE PRESENTED IN THIS DISCLOSURE.

ACCOUNTING TREATMENT OF THE PLAN

     The financial statements of the Company included herein reflect the necessary reclassifications for discontinued operations following the sale of Truckpro. If the plan is adopted, such financial statements will reflect the transactions necessary to liquidate the Company. The Company will realize income to the extent that such liquidation proceeds exceed the net book value of the assets liquidated and the Company will realize loss to the extent that the liquidation proceeds are less than the net book value of the assets liquidated.

     Assuming that the projected liquidation proceeds reflected in the Company's estimate included herein under "---Estimated Distributions if the Plan is Adopted" are correct, the Company would realize an additional loss in the liquidation.

     The Company's balance sheet will be impacted by the liquidation of its assets and an increase in cash to the extent of proceeds received. The Company's stockholder's equity will be reduced by any losses in the liquidation and also by the distributions paid to the shareholders.

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


         Exhibit 27


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


                                   CAPITAL INDUSTRIES, INC.



Date:  March 4, 1996               /s/ O.U. Mutz
                                   --------------------------------------
                                   O.U. Mutz
                                   Chairman


Date:  March 4, 1996               /s/ Phillip A. Gough
                                   --------------------------------------
                                   Phillip A. Gough
                                   Vice President and Treasurer