Form 10-K
period 1996-12-31
CAPITAL INDUSTRIES INC
filed 1997-03-28
CIK 726593

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number              0-12450

                           CAPITAL INDUSTRIES, INC.
                  (By the Capital Industries Liquidating Trust)

             (Exact name of registrant as specified in its charter)

                 INDIANA                                   35-6624860
      (State or other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                Identification Number)

 263 Sioux Circle, Noblesville, Indiana                      46060
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code:
                                 (317) 773-1010

Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                                      N/A
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   [x]    YES            NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 31, 1996, was $__________ N/A.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of December 31, 1996, was 0 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to unitholders for the year ended December 31, 1996, is included herein as Part II.

                               Page 1 of 13 Pages

         This Form 10-K is being filed by the Capital Industries Liquidating Trust (the "Trust") under the filing codes and Commission file number of Capital Industries, Inc ("Capital Industries"). Capital Industries dissolved on April 24, 1996 and filed a Form 15 on June 27, 1996 following the formation of the Trust and the distribution of all of Capital Industries' assets to its shareholders and the Trust. However, pursuant to discussions with the
Commission's Staff in connection with the Commission's review of the proxy materials related to the liquidation of Capital Industries and the formation of the Trust, the Trust agreed to file its audited financial statements with the Commission under cover of Form 10-K using the file number of Capital Industries, without necessarily complying with the other requirements of Form 10-K. The audited financial statements of the Trust are included herein in Part II and the Financial Data Schedule is included herewith as Exhibit 27. The remaining information required by Form 10-K is not included in this Form 10-K.

Item II  Annual Report to Unitholders




                      CAPITAL INDUSTRIES LIQUIDATING TRUST
                              Financial Statements
       For the Period From Inception (April 24, 1996) to December 31, 1996

Report of Independent Accountants


To the Unitholders
Capital Industries Liquidating Trust

We have audited the accompanying statement of net assets in liquidation of Capital Industries Liquidating Trust as of December 31, 1996, and the related statements of changes in net assets in liquidation, and cash flows for the period from inception (April 24, 1996) to December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, Capital Industries Liquidating Trust was established to liquidate the remaining assets and liabilities of Capital Industries, Inc. upon dissolution of the Company. As a result, the financial statements are prepared on a liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Capital Industries Liquidating Trust as of December 31, 1996, and the changes in its net assets in liquidation and its cash flows for the period from inception (April 24, 1996) to December 31, 1996, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.



/s/ Coopers & Lybrand L.L.P.
Indianapolis, Indiana
February 21, 1997

Statement of Net Assets in Liquidation
as of December 31, 1996


                                     ASSETS

Current assets:
   Cash and cash equivalents                                     $   75,783

   Other current assets                                                 506
                                                                 ----------
      Total current assets                                           76,289

Assets held by HCT Trust                                            778,274

Land and land improvements, net of depreciation                     222,150

Building,  net of depreciation                                      352,100
                                                                 ----------
       Total assets                                               1,428,813
                                                                 ----------

                                   LIABILITIES

 Current liabilities:
    Accounts payable and other accrued expenses                      35,354
                                                                 ----------
       Total liabilities                                             35,354
                                                                 ----------
       Net assets                                                $1,393,459
                                                                 ==========


The accompanying notes are an integral part of these financial statements.

Statement of Changes in Net Assets in Liquidation for the period from inception (April 24, 1996) to December 31, 1996


Income:
   Rental                                                        $    40,000
   Interest                                                           26,250
   Miscellaneous                                                       9,427
                                                                 -----------
      Total income                                                    75,677

   Trustee  expenses                                                  40,005
   Rental expense                                                     18,599
   Insurance  expense                                                 19,739
   Depreciation expense                                                6,900
    Other                                                             11,259
                                                                 -----------
       Total expenses                                                 96,502
                                                                 -----------

       Decrease in net assets from operations                        (20,825)

 Net assets, beginning of period                                           0
 Transfer of net assets from Capital Industries, Inc.              1,865,777
 Distribution to beneficiaries                                      (451,493)
                                                                 -----------

 Net assets, end of period                                       $ 1,393,459
                                                                 ===========


The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows
for the period from inception (April 24, 1996) to December 31, 1996


Cash  flows from operating  activities:
   Decrease in net assets from operations                             $ (20,825)
   Depreciation and  amortization                                        18,550
   Adjustments to reconcile decrease in net
   assets from operations to net cash used
   in operating activities:
      Increase in assets held by HCT Trust                              (11,372)
      Decrease in accrued expenses                                      (21,095)
                                                                      ---------
       Net cash flows used in operating activities                      (34,742)
                                                                      ---------
 Cash flows from investing activities:
    Net cash transferred in from Capital Industries,  Inc.              562,018
                                                                      ---------
        Net cash flows from investing activities                        562,018
                                                                      ---------
Cash flows from financing  activities:
   Distribution to unitholders                                         (451,493)
                                                                      ---------
        Net cash flows used in financing activities                    (451,493)
                                                                      ---------
        Net decrease in cash                                             75,783

 Cash, beginning of period                                                    0
                                                                      ---------
 Cash, end of period                                                  $  75,783
                                                                      =========

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements


    1. Formation of Capital Industries Liquidating Trust:

       Haygood Limited Partnership (Haygood) and Capital Industries, Inc. (Capital), entered into an Asset Purchase and Sale Agreement on July 17, 1995, as amended September 28, 1995, whereby Capital agreed to sell to Haygood substantially all of the assets associated with Capital's wholly owned subsidiary Truckpro Parts and Service, Inc. (Truckpro). Upon divestiture of Truckpro, Capital established the Capital Industries Liquidating Trust (the "Trust") on April 24, 1996. Capital transferred all remaining assets and liabilities previously owned or owed to the Trust, and Capital was effectively liquidated. Net assets transferred from Capital to the Trust were as follows:

       Cash and cash equivalents                                   $   562,018
       Assets held by HCT Trust                                        766,901
       Land and land improvements                                      222,910
       Building                                                        358,240
       Other assets                                                     12,157
       Accrued  expenses                                               (56,449)
                                                                   -----------
         Net assets  transfer red                                  $ 1,865,777
                                                                   ===========

       The purpose of the Trust is to liquidate the Trust estate in a manner calculated to conserve and protect the Trust estate and to collect and distribute the income and proceeds to the Trust beneficiaries in a prompt and orderly fashion after payment for expenses. The Trust will continue until all distributions of the Trust estate are completed or at April 24, 1999, whichever occurs first.


     2. Summary of Significant Accounting Policies:

     a. Liquidation Basis of Accounting: These financial statements are prepared on a liquidation basis of accounting which is in conformity with generally accepted accounting principles for entities in liquidation.

     b. Building and Land Improvements: Building and land improvements are depreciated using the straight-line method over the useful lives of the assets, estimated to be 20 years for land improvements and 40 years for the building. Expenditures for improving or rebuilding an existing asset which extends the useful life of the asset are capitalized.

     c.   Use of  Estimates in the  Preparation  of  Financial  Statements:  The
          preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual amounts could differ from the estimated amounts.

     d. Rental Income: Haygood is currently leasing the Jacksonville, Florida, property owned by the Trust for $5,000 per month. This rental income is recognized when earned by the Trust.

     e. Income Taxes: The Trust qualifies as a grantor trust under Internal Revenue Code Sections 671-679 and similar state tax codes. As such, the Trust is not subject to federal and state income taxes on its income. The income and expenses of the Trust are passed through to and are reportable by the beneficiaries for income tax reporting purposes.

    3. HCT Trust Agreement:

     In accordance with the Agreement, a trust was created (HCT Trust) to provide a source of funds for indemnification claims made by Haygood, if any. Upon satisfaction of any claims made by Haygood, the assets of HCT Trust will revert to the Trust. The HCT Trust Agreement between and among Capital, Truckpro, and Haygood was entered into as of September 28, 1995. Assets owned by HCT Trust as of December 31, 1996 are comprised of $550,344 of restricted cash and $227,930 of notes receivable due January 1, 1998 from HD America, Inc. (HDA), a truck parts buying cooperative. Significant provisions of the HCT Trust Agreement are summarized below:

     a. The HCT Trust shall commence on the execution date and have a term of three years, and will terminate on September 30, 1998.

     b. The HCT Trust was not established for the purpose of continuing or engaging in the conduct of a trade or business.

     c. In a consent to assignment, HDA has indicated to the Trust and Haygood its willingness to consent to an assignment of both the certificates and the proceeds of the certificates to the HCT Trust, and subsequently to Haygood, and to make payments under the certificates either to the HCT Trust or Haygood following such assignments, provided the certificates remain nonnegotiable following each such assignment and all debts to HDA have been paid in full.

     d. Provided there are no outstanding claims reported by Haygood to the trustees of the HCT Trust as of the release of funds date, the trustees shall, upon written notice, distribute the funds and accrued earnings contained in the HCT Trust to the Trust on December 31, 1996, December 31, 1997, and the third anniversary of the closing. HCT Trust distributed $296,236 to the trust on January 6, 1997. There are currently no such claims being asserted by Haygood.

     e. On the termination date, if no claims for indemnification remain outstanding, Haygood will purchase the remaining unpaid HDA note from the trustees of the HCT Trust.

     4.   Fixed Assets

          Major classes of fixed assets, net, consist of the following:

          Land                                                       $ 200,000
          Land  improvements                                            22,910
          Building                                                     358,240
                                                                     ---------
                                                                       581,150
          Less accumulated depreciation                                 (6,900)
                                                                     ---------
                                                                     $ 574,250
                                                                     =========

       The Trust initially valued the fixed assets based upon the results of an appraisal completed on July 24, 1996.

    5. Environmental Liability:

       Capital was identified as a "potentially responsible party" for clean-up of environmental pollution which occurred on the Jacksonville, Florida, property owned by Capital. The liability for Capital's share of the clean-up costs was transferred to the Trust and management believes that adequate provision has been made for all obligations.

    6. Beneficiaries of the Trust:

       The Trust agreement provides that at least annually, and on such other times as may be determined, the cash and noncash assets comprising a portion of the Trust Estate may be distributed to the Beneficiaries of the Trust. The Trust has 273,632 units outstanding as of December 31, 1996. On October 21, 1996, the Trust paid $451,493 as a distribution to unitholders of the Trust, which represented a distribution of $1.65 per unit. An additional distribution of $314,677 was made to unitholders of the Trust on January 14, 1997, which represented a distribution of $1.15 per unit.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.



                                         CAPITAL INDUSTRIES LIQUIDATING TRUST



Date: March 27, 1997                     By:  /s/ Paul A. Shively
                                              ----------------------------------
                                              Paul A. Shively, Trustee