Form 10-K
period 1997-12-31
CAPITAL INDUSTRIES INC
filed 1998-03-06
CIK 726593

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 31, 1997, was $__________ N/A.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of December 31, 1997, was 0 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to unitholders for the year ended December 31, 1997, is included herein as Part II.

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

                      For the Year Ended December 31, 1997

Report of Independent Accountants

To the Unitholders
Capital Industries Liquidating Trust

We have audited the accompanying statement of net assets in liquidation of Capital Industries Liquidating Trust as of December 31, 1997, and the related statements of changes in net assets in liquidation, and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the net assets in liquidation of Capital Industries Liquidating Trust as of December 31, 1997, and the changes in its net assets in liquidation and its cash flows for the year then ended, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.



/s/ Coopers & Lybrand L.L.P.
Indianapolis, Indiana
January 19, 1998

Capital Industries Liquidating Trust
Statement of Net Assets in Liquidation
as of December 31, 1997


                                     Assets

Cash and cash equivalents                          $ 78,759

Assets held by HCT Trust (Note 3)                   515,672

Land and land improvements                          125,520

Building                                            191,880
                                                   --------
         Total assets                               911,831
                                                   --------

                                   Liabilities

Accounts payable and other accrued expenses          11,677
                                                   --------
         Total liabilities                           11,677
                                                   --------
         Net assets                                $900,154
                                                   ========


The accompanying notes are an integral part of these financial statements.

Capital Industries Liquidating Trust
Statement of Changes in Net Assets in Liquidation for the year ended December 31, 1997



Income (loss)
         Rental                                                    $    60,000
         Interest                                                       35,949
         Income tax refund                                              15,126
         Miscellaneous                                                     346
         Expected loss on disposal of Jacksonville
           property and excess land (Note 6)                          (246,500)
                                                                   -----------
                  Total loss                                          (135,079)



Expenses:
         Trustee expenses                                               27,851
         Depreciation expense                                           10,350
         Other                                                           5,348
                                                                   -----------
                  Total liabilities                                     43,549
                                                                   -----------
                  Decrease in net assets from trust operations        (178,628)

Net assets, beginning of period                                      1,393,459
Distribution to beneficiaries                                         (314,677)
                                                                   -----------
Net assets, end of period                                          $   900,154
                                                                   ===========


The accompanying notes are an integral part of these financial statements.

Capital Industries Liquidating Trust
Statement of Cash Flows
for the year ended December 31, 1997



Cash flows from operating activities:
         Decrease in net assets from operations                                  $(178,628)
         Depreciation                                                               10,350
         Expected loss on disposal of Jacksonville property and excess land        246,500
         Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
         Decrease in other current assets                                              506
         Decrease in assets held by HCT Trust                                      262,602
         Decrease in accrued expenses                                              (23,677)
                                                                                 ---------
                  Net cash flows provided by operating activities                  317,653
                                                                                 ---------
Cash flows from financing activities:
         Distribution to unitholders                                              (314,677)
                                                                                 ---------
         Net cash flows used in financing activities                              (314,677)
                                                                                 ---------
         Net increase in cash                                                        2,976

Cash, beginning of period                                                           75,783
                                                                                 ---------
Cash, end of period                                                              $  78,759
                                                                                 =========




The accompanying notes are an integral part of these financial statements.

Capital Industries Liquidating Trust
Notes to Financial Statements


1.       Formation of Capital Industries Liquidating Trust:

         Haygood Limited Partnership (Haygood) and Capital Industries, Inc. (Capital) entered into an Asset Purchase and Sale Agreement on July 17, 1995, as amended September 28, 1995, (the Agreement) whereby Capital agreed to sell to Haygood substantially all of the assets associated with Capital's wholly owned subsidiary Truckpro Parts and Service, inc. (Truckpro).

         Upon divestiture of Truckpro, Capital established the Capital Industries Liquidating Trust (the Trust) on April 24, 1996. Capital transferred all remaining assets and liabilities previously owned or owed to the Trust, and Capital was effectively liquidated. On April 24, 1996, the transferred assets were valued according to the results of an independent appraisal.

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


2.       Summary of Significant Accounting Policies:

         a. Liquidation Basis of Accounting: These financial statements are prepared on a liquidation basis of accounting which is in conformity with generally accepted accounting principles for entities in liquidation. All assets and liabilities are valued at fair market value.

         b. Building and Land Improvements: Building and land improvements are depreciated using the straight-line method over the useful lives of the assets, estimated to be 20 years for land improvements and 40 years for the building. Expenditures for improving or rebuilding an existing asset which extends the useful life of the asset are capitalized.

         c. Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual amounts could differ from the estimated amounts.

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

         Assets owned by HCT Trust as of December 31, 1997 are comprised of $284,469 of restricted cash and $231,203 of interest-bearing notes receivable due January 1, 1998 from HD America, Inc. (HDA), a truck parts buying cooperative.

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

         d. Provided there are no outstanding claims reported by Haygood to the trustees of the HCT Trust as of the release of funds date, the trustees shall, upon written notice, distribute the funds and accrued earnings contained in the HCT Trust to the Trust on December 31, 1996, December 31, 1997, and the third anniversary of the closing. In accordance with these terms, HCT Trust distributed $296,236 and $284,369 to the Trust on January 6, 1997 and January 14, 1998, respectively. There are currently no such claims being asserted by Haygood.

         e. On the termination date, if no claims for indemnification remain outstanding, Haygood will purchase the remaining unpaid HDA note from the trustees of the HCT Trust. When all notes have been redeemed, the remaining cash balance will be distributed to the Trust.

4.       Environmental Liability:

         Capital was identified as a "potentially responsible party" for cleanup of environmental pollution which occurred on the Jacksonville, Florida, property owned by Capital. The liability for Capital's share of the cleanup costs was transferred to the Trust. On May 20, 1997, the Trust received a letter from the Florida Department of Environmental Protection that the site was inspected and the Trust is released from any further obligation to conduct rehabilitation at the site unless subsequent discharge of petroleum products occurs at the site.
         Management believes that adequate provision has been made for all obligations.

5.       Beneficiaries of the Trust:

         The Trust agreement provides that at least annually, and on such other times as may be determined, the cash and noncash assets comprising a portion of the Trust Estate may be distributed tithe Beneficiaries of the Trust.

         On January  14,  1997,  the Trust paid  $314,677 as a  distribution  to
         unitholders  of  the  Trust.  With  273,632  units   outstanding,   the
         distribution represented an amount of $1.15 per unit.

         An additional distribution of $342,050 was made to unitholders of the Trust on January 8, 1998, which represented a distribution of $1.25 per unit.

6.       Subsequent Event:

         In January 1998, the Trustees accepted an offer of $345,000 for the Jacksonville property an excess land. If completed, the transaction would result in a loss on disposal, including commission costs, of approximately $246,500. In accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the expected loss of $246,500 is reflected in the statement of changes in net assets in liquidation for the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.



                                         CAPITAL INDUSTRIES LIQUIDATING TRUST



Date: March 5, 1998                      By:  /s/ Paul A. Shively
                                              ----------------------------------
                                              Paul A. Shively, Trustee