Form 10-K
period 1999-02-28
CAPITAL INDUSTRIES INC
filed 1999-03-25
CIK 726593

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fourteen months ended February 28, 1999

                                       or

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of February 28, 1999, was $__________ N/A.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of February 28, 1999, was 0 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to unitholders for the fourteen months ended February 28, 1999, is included herein as Part II.

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

     Because the Trust distributed all of its assets to its beneficiaries in February, 1999, the Trust has no closing balance sheet and the financial statements consist of a Statement of Changes in Net Assets in Liquidation and a Statement of Cash Flows for the period from January 1, 1998 through February 28, 1999.

     The Trust will file a Current Report on Form 8-K on or about the date hereof to indicate that the Trust has made final distribution of its assets (as the trustee's agreed to do in the discussions with the Commission's staff review of the proxy materials related to the liquidation of Capital Industries and the formation of the Trust).

     Other than the Form 8-K referenced above, neither the Trust nor Capital Industries will make any more filings under the Securities Exchange Act of 1934, as amended (the "Act"). Capital Industries previously filed a From 15 on June 27, 1996, indicating that it is no longer a reporting company under the Act.

Item II  Annual Report to Unitholders



                      CAPITAL INDUSTRIES LIQUIDATING TRUST

                              Financial Statements

                               For the Period from
                    January 1, 1998 through February 28, 1999

[PRICEWATERHOUSECOOPERS [LOGO]
--------------------------------------------------------------------------------
                                                   | PRICEWATERHOUSECOOPERS LLP
                                                   | 2900 One American Square
                                                   | Box 82002
                                                   | Indianapolis, IN 46282-0002
                                                   | Telephone:  (317) 639 4161
                                                   | Facsimilie: (317) 638 5028



                        Report of Independent Accountants

To the Unitholders
Capital Industries Liquidating Trust

We have audited the accompanying statements of changes in net assets in liquidation and cash flows of Capital Industries Liquidating Trust for the fourteen-month period ended February 28, 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1, Capital Industries Liquidating Trust was established to liquidate the remaining assets and liabilities of Capital Industries, Inc. upon dissolution. As a result, the financial statements are prepared on a liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the changes in the net assets in liquidation of Capital Industries Liquidating Trust and its cash flows for the fourteen-month period ended February 28, 1999, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.



/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 5, 1999

Capital Industries Liquidating Trust

Statement of Changes in Net Assets in Liquidation
for the period from January 1, 1998 through February 28, 1999
--------------------------------------------------------------------------------




Income:
         Rental                                                    $    17,500
         Interest                                                        8,631
         Miscellaneous                                                   3,026
         Gain on sale of Jacksonville
           property and excess land (Note 4)                            11,843
                                                                   -----------
                  Total income                                          41,000
                                                                   -----------


Expenses:
         Trustee expenses                                               41,652
         Depreciation expense                                            3,010
         Other                                                          40,023
                                                                   -----------

                  Total expenses                                        84,685
                                                                   -----------

         Decrease in net assets from trust operations                  (43,685)

Net assets, beginning of period                                        900,154
Distribution to beneficiaries                                         (856,469)
                                                                   -----------
Net assets, end of period                                          $       ---
                                                                   ===========


The accompanying notes are an integral part of these financial statements.

Capital Industries Liquidating Trust
Statement of Cash Flows
for the period from January 1, 1998 through February 28, 1999



Cash flows from operating activities:
         Decrease in net assets from operations                                  $ (43,685)
         Depreciation                                                                3,010
         Gain on sale of Jacksonville property and excess land                     (11,843)
         Proceeds from sale of land and building, net of commission cost           326,233
         Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
                  Decrease in assets held by HCT Trust                             515,672
                  Decrease in accrued expenses                                     (11,677)
                                                                                 ---------
                  Net cash flows provided by operating activities                  777,710
                                                                                 ---------
Cash flows from financing activities:
         Distribution to unitholders                                              (856,469)
                                                                                 ---------
                  Net cash flows used in financing activities                     (856,469)
                                                                                 ---------
                  Net decrease in cash                                             (78,759)

Cash, beginning of period                                                           78,759
                                                                                 ---------
Cash, end of period                                                              $     ---
                                                                                 =========




The accompanying notes are an integral part of these financial statements.

Capital Industries Liquidating Trust

Notes to Financial Statements
for the period from January 1, 1998 February 28, 1999
--------------------------------------------------------------------------------


1.     Formation of Capital Industries Liquidating Trust

       Haygood Limited Partnership (Haygood) and Capital Industries, Inc. (Capital), entered into an Asset Purchase and Sale Agreement on July 17, 1995, as amended September 28, 1995, (the "Agreement") whereby Capital agreed to sell to Haygood substantially all of the assets associated with Capital's wholly owned subsidiary Truckpro Parts and Service, Inc. (Truckpro).

       Upon divestiture of Truckpro, Capital established the Capital Industries Liquidating Trust (the Trust) on April 24, 1996. Capital transferred all remaining assets and liabilities previously owned or owed to the Trust, and Capital was effectively liquidated. On April 24, 1996, the transferred assets were valued according to the results of an independent appraisal.

       The purpose of the Trust is to liquidate the Trust estate in a manner calculated to conserve and protect the Trust estate and to collect and distribute the income and proceeds to the Trust beneficiaries in a prompt and orderly fashion after payment for expenses. The Trust was terminated in February 1999, as all amounts were distributed from the Trust to the unitholders.



2.     Summary of Significant Accounting Policies

       Liquidation Basis of Accounting

       These financial statements are prepared on a liquidation basis of accounting which is in conformity with generally accepted accounting principles for entities in liquidation.

       Use of Estimates in the Preparation of Financial Statements

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

       Rental Income

       During 1998 (prior to the sale of the Jacksonville, Florida, property), Haygood was leasing the Jacksonville, Florida, property owned by the Trust for $5,000 per month. This rental income was recognized when earned by the Trust.

       Income Taxes

       The Trust qualifies as a grantor trust under Internal Revenue Code Sections 671-679 and similar state tax codes. As such, the Trust is not subject to federal and state income taxes on its income. The income and expenses of the Trust are passed through to and are reportable by the beneficiaries for income tax reporting purposes.

--------------------------------------------------------------------------------
       3. HCT Trust Agreement

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

       c. In a consent to assignment, HDA America, Inc. (HDA) has indicated to the Trust and Haygood its willingness to consent to an assignment of both the certificates and the proceeds of the certificates to the HCT Trust, and subsequently to Haygood, and to make payments under the certificates either to the HCT Trust or Haygood following such assignments, provided the certificates remain nonnegotiable following each such assignment and all debts to HDA have been paid in full.

       d. Provided there are no outstanding claims reported by Haygood to the trustees of the HCT Trust as of the release of funds date, the trustees shall, upon written notice, distribute the funds and accrued earnings contained in the HCT Trust to the Trust on December 31, 1997, December 31, 1998, and the third anniversary of the closing. In accordance with these terms, HCT Trust distributed $515,672 to the Trust during 1998. There are currently no such claims being asserted by Haygood.

       e. On the termination date, if no claims for indemnification remain outstanding, Haygood will purchase the remaining unpaid HDA note from the trustees of the HCT Trust. When all notes have been redeemed, the remaining cash balance will be distributed to the Trust.


4.     Disposal of Real Estate

       On April 15, 1998, the Trustee sold the Jacksonville property and excess land for $326,233 (net of commissions). The transactions resulted in a gain on disposal of $11,843. Prior to the disposition of the property and excess land, the Trust recorded a loss of $246,500 in 1997 to write down the Jacksonville property to its net realizable value.

5.     Beneficiaries of the Trust

       The Trust agreement provides that at least annually, and on such other times as may be determined, the cash and noncash assets comprising a portion of the Trust Estate may be distributed to the Beneficiaries of the Trust.

       During the fourteen-month period ended February 28, 1999, the Trust paid $856,469 as a distribution to unitholders of the Trust. With 273,632 units outstanding, the distribution represented an amount of $3.13 per unit.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.



                                         CAPITAL INDUSTRIES LIQUIDATING TRUST



Date: March 24, 1999                      By: /s/ Paul A. Shively
                                              ----------------------------------
                                              Paul A. Shively, Trustee